Form 10-K405
period 1997-12-31
KEY CONSUMER ACCEPTANCE CORP
filed 1998-03-31
CIK 1023194

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K



(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________.




         KEY CONSUMER ACCEPTANCE CORPORATION                333-12431
         -----------------------------------                ---------
         Exact name of registrant as specified              Commission
                  in its charter                            file number


                  Delaware                                   52-1995940
          ----------------------------------             ---------------------
          State or other jurisdiction of                    IRS Employer
          incorporation or organization                  Identification Number



                     c/o KeyBank USA, Servicer/Administrator
                               4910 Tiedeman Road,
                              Brooklyn, Ohio 44144
                              --------------------
                     (Address of Principal Executive Office)

Registrant's telephone number, including area code: (216) 689-3335
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. X  Yes    No
                                  ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

                                     PART I.

ITEM 1.           BUSINESS

The Registrant, Key Consumer Acceptance Corporation, is the originator of Key Auto Finance Trust 1997-1, AFG Receivables Trust 1997-A, AFG Receivables Trust 1997-B and Key Auto Finance Trust 1997-2. Each Trust was formed pursuant to a Trust Agreement between Registrant, as Depositor, and Chase Manhattan Bank, Delaware, as Owner Trustee, and dated as of February 21, 1997 as to Trust 1997-1, June 20, 1997 as to Trust 1997-A, September 23, 1997 as to Trust 1997-B, and December 16, 1997 as to Trust 1997-2. In reliance on Registrant's Form S-3 Registration Statement (File Number 333-38211, amending File Number 333-12431), each Trust has issued asset-backed notes and certificates.


ITEM 2.           PROPERTIES

The assets of each Trust include a pool of motor vehicle promissory notes, security agreements and retail installment sale contracts secured by new or used automobiles and light duty trucks. Filed herewith are summaries of the Monthly Reports for each Trust which sets forth the aggregate information for the respective Trusts for 1997.


ITEM 3.                    LEGAL PROCEEDINGS

None.


ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.


ITEM 5.                    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS

As of December 31, 1997, there were 23 holders of record for the Class A-1 Notes, 10 holders of record for the Class A-2 Notes, 7 holders of record for the Class A-3 Notes, 9 holders of record for the Class B Notes and 2 holders of record for the Certificates of the Key Auto Finance Trust 1997-1.

As of December 31, 1997, there were 21 holders of record for the Class A Notes, 4 holders of record for the Class B Notes, 2 holders of record for the Class C Notes, and 1 holder of record for the Certificate of the AFG Receivables Trust 1997-A.

As of December 31, 1997, there were 12 holders of record for the Class A Notes, 9 holders of record for the Class B Notes, 1 holder of record for the Class C Notes, and 1 holder of record for the Certificate of the AFG Receivables Trust 1997-B.

As of December 31, 1997, there were 11 holders of record for the Class A-1 Notes, 8 holders of record for the Class A-2 Notes, 15 holders of record for the Class A-3 Notes, 11 holders of record for the Class A-4 Notes, 17 holders of record for the Class A-5 Notes, 25 holders of record for the Class A-P Notes, 4 holders of record for the Class B Notes, 4 holders of record for the Class C Notes, and 2 holders of record for the Certificates of the Key Auto Finance Trust 1997-2.

There is no established public market in which any of the Notes or Certificates described above are traded.

ITEM 6.                    SELECTED FINANCIAL DATA.

Omitted.


ITEM 7. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Omitted.


ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                           RISK.

Omitted.


ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted.


ITEM 11.                   EXECUTIVE COMPENSATION.

Omitted.


ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT.

As of December 31, 1997, all of the Notes for each Trusts were registered in the name of Cede & Co., as nominee of The Depository Trust Company. The books and records of The Depository Trust Company indicate that each of the participant institutions identified below are the record owner of in excess of five percent (5%) of the respective classes of Notes issued by the Trusts. Only such participant institutions, however , know the identity of the ultimate beneficial owners of interests in such Notes. The books and records of the Trustee indicate that the persons identified below are the record owner of in excess of five percent (5%) of the Certificates issued by the Trusts. Notes and Certificates registered in the name of the Registrant and its affiliates are set forth below, regardless of the amount held.

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-1


                                           Name and                       Amount and Nature
      Title of                       Address of Beneficial            of Beneficial Ownership           Percent of
       Class                                 Owner                        (in thousands)                   Class
--------------------                 ----------------------           ------------------------          -----------

Trust 1997-1                        The Bank of New York                        $114,075                   38%
5.85% Asset Backed                  925 Patterson Plank Road
Notes, Class A-1                    Secaucus, NJ 07094

                                    Chase Manhattan Bank                         $58,000                   19%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    SSB - Custodian                              $63,000                   21%
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631

                                    SSB - Bank Portfolio                         $25,000                   8.3%
                                    225 Franklin Street
                                    Boston, MA 02110

Trust 1997-1                        Bankers Trust Company
6.05% Asset Backed                  c/o BT Services Tennessee Inc.                $5,885                   8.9%
Notes, Class A-2                    648 Grassmere Park Drive
                                    Nashville, TN 37211

                                    Chase Manhattan Bank                          $6,000                     9%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    Chase Manhattan Bank/Chemical                $10,000                    15%
                                    4 New York Plaza
                                    Proxy Department 13th Floor
                                    New York, NY  10004

                                    CITIBANK, N.A.                               $16,500                    25%
                                    P.O. Box 30576
                                    Tampa, FL  33630-3576

                                    Northern Trust Company
                                    801 S. Canal C-IN                            $13,000                    19.7%
                                    Chicago, IL 60607

                                    SSB - Custodian                               $8,000                    12%
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-1 (CONTINUED)


                                          Name and                      Amount and Nature
     Title of                        Address of Beneficial             of Beneficial Ownership        Percent of
      Class                                 Owner                          (in thousands)                Class
--------------------                 ----------------------           ------------------------          -----------

Trust 1997-1                        Bank of New York                             $12,411                   26.9%
6.15% Asset Backed                  925 Patterson Plank Rd.
Notes, Class A-3                    Secaucus, NJ 07094

                                    Bankers Trust Company                         $2,480                    5.3%
                                    c/o BT Services Tennessee Inc.
                                    648 Grassmere Park Drive
                                    Nashville, TN 37211

                                    Boston Safe Deposit and                      $10,395                   22.5%
                                         Trust Company
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA 15259

                                    NBD Bank                                      $2,675                    5.8%
                                    611 Woodward Avenue
                                    Detroit, MI 48226

                                    SSB - Custodian                              $13,865                     30%
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631

                                    WACHOVIA Bank, N.A.                           $4,000                    8.6%
                                    100 N. Main Street, NC 37121
                                    Winston-Salem, NC 27150

Trust 1997-1                        Brown Brothers Harriman & Co.                 $2,107                      8%
6.40% Asset Backed                  63 Wall Street, 8th Floor
Notes, Class B                      New York, NY 10005

                                    Chase Manhattan Bank                         $18,259                   69.4%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    SSB - Custodian                               $2,550                    9.7%
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-1 (CONTINUED)


                                           Name and                               Amount and Nature
     Title of                       Address of Beneficial                       of Beneficial Ownership       Percent of
       Class                                 Owner                                   (in thousands)              Class
-------------------                 ----------------------                      ------------------------      -----------

Trust 1997-1                        CEDE & CO                                            $2,538                   14.5%
7.70% Asset Backed                  c/o The Depository Trust Company
Certificates                        P.O. Box 20
                                    Bowling Green Station
                                    New York, NY 10004

                                    Prudential Insurance Company                        $15,000                   85.5%
                                    America - Structured Finance
                                    One Gateway Center, 11th  Floor
                                    Newark, NJ 07102-5311


--------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-A

                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
       Class                                 Owner                        (in thousands)                 Class
-------------------                 ----------------------            ------------------------         -----------
Trust 1997-A                        Bank of New York                           $18,175                   24.6%
6.35% Asset Backed                  925 Patterson Plank Road
Notes, Class A                      Secaucus, NJ 07094

                                    Bank One Trust Company                      $6,000                    8.1%
                                    30 West Spring Street
                                    Columbus, OH 43266-0581

                                    Boston Safe Deposit and                     $4,350                    5.9%
                                    Trust Company
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA 15259

                                    Chase Manhattan Bank                        $6,190                    8.3%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    Investors Bank & Trust/M.F. Custody         $5,000                    6.7%
                                    200 Clarendon Street
                                    15th Floor Hancock Tower
                                    Boston, MA 02116

                                    KeyBank National Association                $1,000                    1.2%
                                    4900 Tiedeman Road
                                    Brooklyn, Ohio 44144

--------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-A (CONTINUED)

                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
       Class                                 Owner                        (in thousands)                 Class
     --------                       ---------------------             ------------------------         ----------
Trust 1997-A                        National City Bank                          $10,000                   13.6%
6.35% Asset Backed                  1900 East 9th Street
Notes, Class A                      Cleveland, Ohio 44114
(continued)
                                    Northern Trust Company                      $3,750                    5%
                                    801 S. Canal C-IN
                                    Chicago, IL 60607

                                    SSB - Custodian                             $12,603                   17%
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631


Trust 1997-A                        Bank of New York                            $8,000                    42.8%
6.65% Asset Backed                  925 Patterson Plank Road
Notes, Class B                      Secaucus, NJ 07094

                                    Bank One Trust Company                      $6,701                    35.8%
                                    30 West Spring Street
                                    Columbus, OH 43266-0581

                                    Chase Manhattan Bank                        $3,000                    16%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    Huntington National Bank                    $1,000                    5.3%
                                    Attn: Proxy Dept HC1040
                                    41 South High Street
                                    Columbus, OH 43287


Trust 1997-A                        First Union National Bank                   $9,000                    81.8%
7.20% Asset Backed                  401 South Tryon Street
Notes, Class C                      TR OPSCMG NC 1151
                                    Charlotte, NC 28288

                                    Northern Trust Company                      $2,000                    18.2%
                                    801 S. Canal C-IN
                                    Chicago, IL 60607

Trust 1997-A                        Key Consumer Acceptance Corp.               $6,601                    100%
Certificate                         Key Bank USA
                                    127 Public Square
                                    Cleveland, OH 44114-1306

--------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-B



                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
       Class                                 Owner                        (in thousands)                  Class
     --------                       ---------------------             ------------------------         ----------

Trust 1997-B                        Bankers Trust Company                       $26,478                   35.9%
6.20% Asset Backed                  c/o BT Services Tennessee Inc.
Notes, Class A                      648 Grassmere Park Drive
                                    Nashville, TN 37211

                                    Bank One Trust Company, N.A.                $4,234                    5.7%
                                    235 W. Schrock Road
                                    Brooksedge Village
                                    Westerville, OH 43081

                                    Boston Safe Deposit and                     $8,500                    11.5%
                                    Trust Company
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA 15259

                                    Chase Manhattan Bank/Chemical               $4,998                    6.8%
                                    4 New York Plaza
                                    Proxy Department 13th Floor
                                    New York, NY  10004

                                    CITIBANK, N.A.                              $8,863                    12%
                                    P.O. Box 30576
                                    Tampa, FL  33630-3576

                                    National City Bank                          $4,371                    5.9%
                                    1900 East 9th Street
                                    Cleveland, OH 44114

                                    Northern Trust Company                      $5,244                    7.1%
                                    801 S. Canal C-IN
                                    Chicago, IL 60607

                                    SSB - Custodian                             $6,780                    9.1%
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631

--------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-B (CONTINUED)



                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
       Class                                 Owner                        (in thousands)                  Class
     --------                       ---------------------             ------------------------         ----------

Trust 1997-B                        Bank of New York                            $5,000                    26.7%
6.65% Asset Backed                  925 Patterson Plank Road
Notes, Class B                      Secaucus, NJ 07094

                                    Bankers Trust Company                       $5,350                    28.6%
                                    c/o BT Services Tennessee Inc.
                                    648 Grassmere Park Drive
                                    Nashville, TN 37211

                                    SSB - Custodian                             $4,500                    24%
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631

                                    Star Bank, National Association             $2,600                    13.9%
                                    P.O. Box 1118
                                    Mail Location 6120
                                    Cincinnati, OH 45201-1118


Trust 1997-B                        SSB - Custodian                             $11,000                   100%
7.00% Asset Backed                  Global Corp Action Dept JAB5W
Notes, Class C                      P.P. Box 1631
                                    Boston, MA 02105-1631


Trust 1997-B                        Key Consumer Acceptance Corp.               $6,601                    100%
Certificate                         Key Bank USA
                                    127 Public Square
                                    Cleveland, OH 44114-1306


--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-2


                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
       Class                                 Owner                        (in thousands)                  Class
     --------                       ---------------------             ------------------------         ----------

Trust 1997-2                        The Bank of New York                        $53,000                   19.7%
5.835% Asset Backed                 925 Patterson Plank Road
Notes, Class A-1                    Secaucus, NJ 07094

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-2 (CONTINUED)

                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
       Class                                 Owner                        (in thousands)                  Class
     --------                       ---------------------             ------------------------         ----------

Trust 1997-2                        Bankers Trust Company                       $14,000                   5.2%
5.835% Asset Backed                 c/o BT Services Tennessee Inc.
Notes, Class A-1                    648 Grassmere Park Drive
(continued)                         Nashville, TN 37211

                                    CORESTATES Bank, N.A.                       $16,100                   6%
                                    P.O. Box 7618 F.C. #1-9-1-21
                                    Philadelphia, PA 19106-7618

                                    NBD Bank                                    $50,000                   18.6%
                                    611 Woodward Avenue
                                    Detroit, MI 48226

                                    SSB - Custodian                             $36,000                   13.4%
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631

                                    SUNTRUST Bank, Atlanta                      $55,000                   20.5%
                                    c/o ADP Proxy Services


Trust 1997-2                        Chase Manhattan Bank                        $19,000                   14.3%
5.99% Asset Backed                  4 New York Plaza, 13th Floor
Notes, Class A-2                    New York, NY  10004

                                    Northern Trust Company                      $24,000                   18.2%
                                    801 S. Canal C-IN
                                    Chicago, IL 60607

                                    SSB - Custodian                             $55,000                   41.6%
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631

                                    SSB - Bank Portfolio                        $25,000                   18.9%
                                    225 Franklin Street
                                    Boston, MA 02110


Trust 1997-2                        Chase Manhattan Bank                        $137,750                  91.8%
6.11% Asset Backed                  4 New York Plaza, 13th Floor
Notes, Class A-3                    New York, NY  10004

                                    KeyBank National Association                $1,375                    less than 1%
                                    4900 Tiedeman Road
                                    Brooklyn, Ohio 44144

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-2 (CONTINUED)


                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
       Class                                 Owner                        (in thousands)                  Class
     --------                       ---------------------             ------------------------         ----------

Trust 1997-2                        The Bank of New York                        $11,800                   7.9%
6.15% Asset Backed                  925 Patterson Plank Road
Notes, Class A-4                    Secaucus, NJ 07094

                                    Bankers Trust Company                       $14,800                   10%
                                    c/o BT Services Tennessee Inc.
                                    648 Grassmere Park Drive
                                    Nashville, TN 37211

                                    Boston Safe Deposit and                     $33,500                   22.6%
                                    Trust Company
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA 15259

                                    Chase Manhattan Bank                        $70,100                   47.3%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    SSB - Custodian                             $14,000                   9.4%
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631


Trust 1997-2                        The Bank of New York                        $22,850                   15.1%
6.25% Asset Backed                  925 Patterson Plank Road
Notes, Class A-5                    Secaucus, NJ 07094

                                    Bankers Trust Company                       $17,770                   11.7%
                                    c/o BT Services Tennessee Inc.
                                    648 Grassmere Park Drive
                                    Nashville, TN 37211

                                    Brown Brothers Harriman & Co.               $9,530                    6.27%
                                    63 Wall Street, 8th Floor
                                    New York, NY 10005

                                    Chase Manhattan Bank                        $40,740                   26.8%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-2 (CONTINUED)


                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
       Class                                 Owner                        (in thousands)                  Class
     --------                       ---------------------             ------------------------         ----------

Trust 1997-2                        Chase Manhattan Bank                        $9,250                    6%
6.25% Asset Backed                  Correspondence Clearance Services
Notes, Class A-5                    4 New York Plaza, 11th  Floor
(continued)                         New York, NY  10014

                                    KeyBank National Association                $950                      less than 1%
                                    4900 Tiedeman Road
                                    Brooklyn, Ohio 44144

                                    Northern Trust Company                      $23,150                   15.2%
                                    801 S. Canal C-IN
                                    Chicago, IL 60607

                                    SB - Custodian                              $20,345                   13.4%
                                    Global Corp Action Dept JAB5W
                                    P.P. Box 1631
                                    Boston, MA 02105-1631


Trust 1997-2                        Bankers Trust Company                       $8,725                    6.9%
6.15% Asset Backed                  c/o BT Services Tennessee Inc.
Notes, Class A-P                    648 Grassmere Park Drive
                                    Nashville, TN 37211

                                    Boston Safe Deposit and   .                 $27,725                   22.2%
                                    Trust Company
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank N.A.
                                    Pittsburgh, PA 15259

                                    Chase Manhattan Bank                        $35,175                   28.1%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    Fifth Third Bank/                           $31,000                   24.8%
                                    State Teachers Retirement of Ohio
                                    275 East Broad Street
                                    Columbus, Ohio 43215

                                    Northern Trust Company                      $6,325                    5%
                                    801 S. Canal C-IN
                                    Chicago, IL 60607

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-2 (CONTINUED)


                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
       Class                                 Owner                        (in thousands)                  Class
     --------                       ---------------------             ------------------------         ----------

Trust 1997-2                        Bank of New York                            $11,050                   17.4%
6.30% Asset Backed                  925 Patterson Plank Road
Notes, Class B                      Secaucus, NJ 07094

                                    Brown Brothers Harriman & Co.               $5,930                    9.3%
                                    63 Wall Street, 8th Floor
                                    New York, NY 10005

                                    Chase Manhattan   Bank                      $43,680                   68.7%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004


Trust 1997-2                        Bank of New York                            $8,520                    35%
6.65% Asset Backed                  925 Patterson Plank Road
Notes, Class C                      Secaucus, NJ 07094

                                    Brown Brothers Harriman & Co.               $1,740                    7.1%
                                    63 Wall Street, 8th Floor
                                    New York, NY 10005

                                    Chase Manhattan Bank                        $9,040                    37.2%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    First Union National Bank                   $5,000                    20.5%
                                    401 South Tryon Street
                                    TR OPSCMG NC 1151
                                    Charlotte, NC 28288


Trust 1997-2                        Credit Suisse/First Boston                  $17,200                   99.5%
8.05% Asset Backed                  5 World Trade Center 7th Floor
Certificates                        New York, NY 10048

                                    Key Consumer Acceptance Corp.               $80                       less than 1%
                                    Key Bank USA
                                    127 Public Square
                                    Cleveland, OH 44114-1306



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

                  (a) (1)  FINANCIAL STATEMENTS

                  Not applicable.

                  (a) (2)  FINANCIAL STATEMENT SCHEDULES

                  Not applicable.

                  (a) (3)  EXHIBITS


                  Designation             Description                             Method of Filing
                  -----------             -----------                             ----------------

                  Exhibit 99.1      Key Auto Finance Trust 1997-1               Filed with this report.
                                    Officers Certificate dated as of
                                    March 26, 1998, for the year ending
                                    December 31, 1997.

                  Exhibit 99.2      Key Auto Finance Trust 1997-1               Filed with this report.
                                    Report of Independent Accountants
                                    on internal control over securitized
                                    receivables.

                  Exhibit 99.3      Key Auto Finance Trust 1997-1               Filed with this report.
                                    Management's Report on Internal
                                    Control over Securitized Receivables.

                  Exhibit 99.4      Summary of Monthly Reports,                 Filed with this report.
                                    Key Auto Finance Trust 1997-1

                  Exhibit 99.5      Summary of Monthly Reports,                 Filed with this report.
                                    AFG Receivables Trust 1997-A

                  Exhibit 99.6      Summary of Monthly Reports,                 Filed with this report.
                                    AFG Receivables Trust 1997-B

                  Exhibit 99.7      Summary of Monthly Reports,                 Filed with this report.
                                    Key Auto Finance Trust 1997-2


             Note: Pursuant to the Sale and Servicing Agreement which each Trust entered into with Registrant, as Seller, KeyBank USA, National Association, as Servicer, and Bankers Trust Company, as Indenture Trustee, and dated as of February 21, 1997 as to Trust 1997-1, June 20, 1997 as to Trust 1997-A, September 23, 1997 as to Trust 1997-B and December 16, 1997 as to Trust 1997-2 (each a "Sale and Servicing Agreement"), Servicer is required to provide annually, by specified dates, for specified periods, an Officer's Certificate with respect to the performance of its obligations as Servicer under the pertinent Sale and Servicing Agreement and a Report of Independent Certified Public Accountants with respect to said performance. As of the date hereof, only the Officer's Certificate and Accountants' Report with respect to the Trust 1997-1 Sale and Servicing Agreement are required and have been prepared. Such Certificate and Report are attached hereto as Exhibits 99.1 and 99.2. As Servicer delivers the required Officer's Certificates and Accountants' Reports for the other Trusts, pursuant to the pertinent Sale and Servicing Agreement, such items will be included in Registrant's future Current Report on Form 8-K filings.

         Form 8-K's filed during last quarter of 1997:
         ---------------------------------------------

         Monthly Statement to Noteholders            Key Consumer Acceptance Corporation
         and Certificateholders for the period       Form 8-K dated October 21, 1997.
         September 1, 1997-September 30, 1997
         Key Auto Finance Trust 1997-1


         Monthly Statement to Noteholders            Key Consumer Acceptance Corporation
         and Certificateholders for the period       Form 8-K dated November 21, 1997.
         October 1, 1997-October 31, 1997
         Key Auto Finance Trust 1997-1


         Monthly Statement to Noteholders            Key Consumer Acceptance Corporation
         and Certificateholders for the period       Form 8-K dated December 16, 1997.
         November 1, 1997-November 30, 1997
         Key Auto Finance Trust 1997-1


         Monthly Servicer Report for the             Key Consumer Acceptance Corporation
         period September 1 - 30, 1997               Form 8-K dated October 29, 1997.                              AFG
         Receivables Trust 1997-A


         Monthly Servicer Report for the             Key Consumer Acceptance Corporation
         period October 1 - 31, 1997                 Form 8-K dated November 20, 1997.
         AFG Receivables Trust 1997-A


         Monthly Servicer Report for the             Key Consumer Acceptance Corporation
         period November 1 - 30, 1997                Form 8-K dated December 26, 1997.
         AFG Receivables Trust 1997-A


         Monthly Servicer Report for the             Key Consumer Acceptance Corporation
         period September 1 - 30, 1997               Form 8-K dated October 29, 1997.
         AFG Receivables Trust 1997-B


         Monthly Servicer Report for the             Key Consumer Acceptance Corporation
         period October 1 - 31, 1997                 Form 8-K dated November 20, 1997.
         AFG Receivables Trust 1997-B


         Monthly Servicer Report for the             Key Consumer Acceptance Corporation
         period November 1 - 30, 1997                Form 8-K dated December 26, 1997.
         AFG Receivables Trust 1997-B

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March  27, 1998       RE:  Key Auto Finance Trust 1997-1
                                 AFG Receivables Trust, 1997-A
                                 AFG Receivables Trust, 1997-B
                                 Key Auto Finance Trust 1997-2


                                 Key Consumer Acceptance Corporation, Registrant



                                 By:      /S/ Craig T. Platt
                                     -------------------------------------------
                                 Name:  Craig  T. Platt
                                 Title: President & Chief Executive Officer