Form 10-K405
period 1998-12-31
KEY CONSUMER ACCEPTANCE CORP
filed 1999-03-31
CIK 1023194

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.



    KEY CONSUMER ACCEPTANCE CORPORATION                 333-38211
    -------------------------------------           ---------------------
    Exact name of registrant as specified               Commission
               in its charter                           file number



                   Delaware                              52-1995940
    -------------------------------------           ---------------------
        State or other jurisdiction of                  IRS Employer
        incorporation or organization               Identification Number



                     c/o KeyBank USA, Servicer/Administrator
                               4910 Tiedeman Road,
                              Brooklyn, Ohio 44144
                     ---------------------------------------
                     (Address of Principal Executive Office)


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


ITEM 2.  PROPERTIES

The assets of each Trust include a pool of motor vehicle promissory notes, security agreements and retail installment sale contracts secured by new or used automobiles and light duty trucks. Filed herewith are summaries of the Monthly Reports for each Trust which sets forth the aggregate information for the respective Trusts for 1998.


ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 1998, there were 22 holders of record for the Class A-1 Notes, 8 holders of record for the Class A-2 Notes, 6 holders of record for the Class A-3 Notes, 10 holders of record for the Class B Notes and 2 holders of record for the Certificates of the Key Auto Finance Trust 1997-1.

As of December 31, 1998, there were 20 holders of record for the Class A Notes, 8 holders of record for the Class B Notes, 2 holders of record for the Class C Notes, and 1 holder of record for the Certificate of the AFG Receivables Trust 1997-A.

As of December 31, 1998, there were 12 holders of record for the Class A Notes, 9 holders of record for the Class B Notes, 1 holder of record for the Class C Notes, and 1 holder of record for the Certificate of the AFG Receivables Trust 1997-B.

As of December 31, 1998, there were no holders of record for the Class A-1 Notes (the final payment on these notes was made July 15, 1998), no holders of record for the Class A-2 Notes (the final payment on these notes was made on December 15, 1998), 13 holders of record for the Class A-3 Notes, 9 holders of record for the Class A-4 Notes, 20 holders of record for the Class A-5 Notes, 6 holders of record for the Class A-P Notes, 4 holders of record for the Class B Notes, 4 holders of record for the Class C Notes, and 2 holders of record for the Certificates of the Key Auto Finance Trust 1997-2.

There is no established public market in which any of the Notes or Certificates described above are traded.

ITEM 6.  SELECTED FINANCIAL DATA.

Omitted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Omitted.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted.


ITEM 11. EXECUTIVE COMPENSTON.

Omitted.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 1998, all of the Notes for each Trusts were registered in the name of Cede & Co., as nominee of The Depository Trust Company. The books and records of The Depository Trust Company indicate that each of the participant institutions identified below are the record owner of in excess of five percent (5%) of the respective classes of Notes issued by the Trusts. Only such participant institutions, however, know the identity of the ultimate beneficial owners of interests in such Notes. The books and records of the Trustee indicate that the persons identified below are the record owner of in excess of five percent (5%) of the Certificates issued by the Trusts. Notes and Certificates registered in the name of the Registrant and its affiliates are set forth below, regardless of the amount held.

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-1

                                           Name and                      Amount and Nature
     Title of                        Address of Beneficial            of Beneficial Ownership        Percent of
      Class                                  Owner                         (in thousands)              Class
     --------                        ---------------------            -----------------------        ----------
Trust 1997-1                  The Bank of New York                            $118,790                  39.6%
5.85% Asset Backed            925 Patterson Plank Road
Notes, Class A-1              Secaucus, NJ 07094

                              Boston Safe Deposit and                          $51,000                    17%
                              Trust Company
                              c/o Mellon Bank N.A.
                              Three Mellon Bank Center
                              Room 153-3015
                              Pittsburgh, PA 15259

                              State Street Bank and Trust                      $67,000                  22.3%
                              Global Corp Action Dept JAB5W
                              P.P. Box 1631
                              Boston, MA 02105-1631

                              SSB - Bank Portfolio                             $25,000                   8.3%
                              225 Franklin Street
                              Boston, MA 02110

Trust 1997-1                  The Bank of New York                              $8,000                    12%
6.05% Asset Backed            925 Patterson Plank Road
Notes, Class A-2              Secaucus, NJ 07094

                              Boston Safe Deposit and                           $4,715                     7%
                              Trust Company
                              c/o Mellon Bank N.A.
                              Three Mellon Bank Center
                              Room 153-3015
                              Pittsburgh, PA 15259

                              Chase Manhattan Bank                             $10,000                    15%
                              4 New York Plaza, 13th Floor
                              New York, NY 10004

                              NationsBanc Montgomery Securities                 $5,000                   7.5%
                              LLC/Equities
                              600 Montgomery Street, 4th Floor
                              San Francisco, CA 94111

                              Northern Trust Company                           $14,000                    21%
                              801 S. Canal C-IN
                              Chicago, IL 60607

                              State Street Bank and Trust Company              $22,500                    34%
                              Global Corp Action Dept JAB5W
                              P.P. Box 1631
                              Boston, MA 02105-1631

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-1 (CONTINUED)


                                           Name and                       Amount and Nature
     Title of                        Address of Beneficial            of Beneficial Ownership        Percent of
      Class                                  Owner                        (in thousands)               Class
     --------                        ---------------------            -----------------------        ----------
Trust 1997-1                  Bank of New York                                 $19,641                  42.6%
6.15% Asset Backed            925 Patterson Plank Rd.
Notes, Class A-3              Secaucus, NJ 07094

                              Boston Safe Deposit and                          $10,000                  21.6%
                              Trust Company
                              c/o Mellon Bank N.A.
                              Three Mellon Bank Center
                              Room 153-3015
                              Pittsburgh, PA 15259

                              State Street Bank and Trust Company              $11,825                  25.6%
                              Global Corp Action Dept JAB5W
                              P.P. Box 1631
                              Boston, MA 02105-1631

                              WACHOVIA Bank, N.A.                               $4,000                   8.6%
                              100 N. Main Street, NC 37121
                              Winston-Salem, NC 27150

Trust 1997-1                  Brown Brothers Harriman & Co.                     $4,027                  15.3%
6.40% Asset Backed            63 Wall Street, 8th Floor
Notes, Class B                New York, NY 10005

                              Chase Manhattan Bank                             $12,999                  49.4%
                              4 New York Plaza, 13th Floor
                              New York, NY 10004

                              State Street Bank and Trust Company               $5,515                  20.9%
                              Global Corp Action Dept JAB5W
                              P.P. Box 1631
                              Boston, MA 02105-1631

Trust 1997-1                  CEDE & CO                                         $2,538                  14.5%
7.70% Asset Backed            c/o The Depository Trust Company
Certificates                  P.O. Box 20
                              Bowling Green Station
                              New York, NY 10004

                              Prudential Insurance Company                     $15,000                  85.5%
                              America - Structured Finance
                              One Gateway Center, 11th  Floor
                              Newark, NJ 07102-5311

--------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-A


                                           Name and                       Amount and Nature
     Title of                        Address of Beneficial            of Beneficial Ownership        Percent of
      Class                                  Owner                        (in thousands)               Class
     --------                        ---------------------            -----------------------        ----------
Trust 1997-A                  Bank of New York                                 $16,000                  21.7%
6.35% Asset Backed            925 Patterson Plank Road
Notes, Class A                Secaucus, NJ 07094

                              Bank One Trust Company                            $6,000                   8.1%
                              30 West Spring Street
                              Columbus, OH 43266-0581

                              Boston Safe Deposit and                           $3,825                   5.2%
                              Trust Company
                              c/o Mellon Bank N.A.
                              Three Mellon Bank Center
                              Room 153-3015
                              Pittsburgh, PA 15259

                              Chase Manhattan Bank                             $15,850                  21.5%
                              4 New York Plaza, 13th Floor
                              New York, NY 10004

                              Investors Bank & Trust/M.F. Custody               $8,750                  11.9%
                              200 Claredon Street
                              15th Floor Hancock Tower
                              Boston, MA 02116

                              KeyBank National Association                      $1,000                   1.3%
                              4900 Tiedeman Road
                              Brooklyn, Ohio 44144

                              State Street Bank and Trust Company              $11,728                  15.9%
                              Global Corp Action Dept JAB5W
                              P.P. Box 1631
                              Boston, MA 02105-1631

Trust 1997-A                  Bank of New York                                  $8,000                  42.8%
6.65% Asset Backed            925 Patterson Plank Road
Notes, Class B                Secaucus, NJ 07094

                              Bank One Trust Company                            $6,701                  35.8%
                              30 West Spring Street
                              Columbus, OH 43266-0581

--------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-A (CONTINUED)

                                           Name and                       Amount and Nature
     Title of                        Address of Beneficial            of Beneficial Ownership        Percent of
      Class                                  Owner                        (in thousands)               Class
     --------                        ---------------------            -----------------------        ----------
Trust 1997-A                  Boston Safe Deposit and                           $1,020                   5.4%
6.65% Asset Backed            Trust Company
Notes, Class B                c/o Mellon Bank N.A.
(continued)                   Three Mellon Bank Center
                              Room 153-3015
                              Pittsburgh, PA 15259

                              First Union National Bank                         $1,175                   6.2%
                              1525 West W. T.
                              Harris Blvd. 3A4
                              Charlotte, NC 28288

                              Huntington National Bank                          $1,000                   5.3%
                              Attn: Proxy Dept HC1040
                              41 South High Street
                              Columbus, OH 43287

Trust 1997-A                  First Union National Bank                         $9,000                  81.8%
7.20% Asset Backed            1525 West W. T.
Notes, Class C                Harris Blvd. 3A4
                              Charlotte, NC 28288

                              State Street Bank and Trust Company               $2,000                  18.2%
                              Global Corp Action Dept JAB5W
                              P.P. Box 1631
                              Boston, MA 02105-1631

Trust 1997-A                  Key Consumer Acceptance Corp.                     $6,601                   100%
Certificate                   Key Bank USA
                              127 Public Square
                              Cleveland, OH 44114-1306

---------------------------------------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-B

Trust 1997-B                  Bank of New York                                 $14,445                  19.6%
6.20% Asset Backed            925 Patterson Plank Road
Notes, Class A                Secaucus, NJ 07094

                              Bankers Trust Company                            $26,478                  35.9%
                              c/o BT Services Tennessee Inc.
                              648 Grassmere Park Drive
                              Nashville, TN 37211

--------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-B (CONTINUED)

                                           Name and                       Amount and Nature
     Title of                        Address of Beneficial            of Beneficial Ownership        Percent of
      Class                                  Owner                        (in thousands)               Class
     --------                        ---------------------            -----------------------        ----------
Trust 1997-B                  Bank One Trust Company, N.A.                      $4,234                   5.7%
6.20% Asset Backed            235 W. Schrock Road
Notes, Class A                Brooksedge Village
(continued)                   Westerville, OH 43081

                              Boston Safe Deposit and                           $8,500                  11.5%
                              Trust Company
                              c/o Mellon Bank N.A.
                              Three Mellon Bank Center
                              Room 153-3015
                              Pittsburgh, PA 15259

                              Chase Manhattan Bank                              $5,098                   6.9%
                              4 New York Plaza, 13th Floor
                              New York, NY 10004

                              CITIBANK, N.A.                                    $8,863                    12%
                              P.O. Box 30576
                              Tampa, FL 33630-3576

                              McDonald Investments Inc.                            $45                    <1%
                              800 Superior Avenue
                              Cleveland, OH 44114

Trust 1997-B                  Bank of New York                                  $5,000                  26.7%
6.40% Asset Backed            925 Patterson Plank Road
Notes, Class B                Secaucus, NJ 07094

                              Bankers Trust Company                             $5,350                  28.6%
                              c/o BT Services Tennessee Inc.
                              648 Grassmere Park Drive
                              Nashville, TN 37211

                              State Street Bank and Trust Company               $4,500                    24%
                              Global Corp Action Dept JAB5W
                              P.P. Box 1631
                              Boston, MA 02105-1631

                              Star Bank, National Association                   $2,600                  13.9%
                              P.O. Box 1118
                              Mail Location 6120
                              Cincinnati, OH 45201-1118

--------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-B (CONTINUED)

                                           Name and                       Amount and Nature
     Title of                        Address of Beneficial            of Beneficial Ownership        Percent of
      Class                                  Owner                        (in thousands)               Class
     --------                        ---------------------            -----------------------        ----------
Trust 1997-B                  State Street Bank and Trust Company              $11,000                   100%
7.00% Asset Backed            Global Corp Action Dept JAB5W
Notes, Class C                P.P. Box 1631
                              Boston, MA 02105-1631

Trust 1997-B                  Key Consumer Acceptance Corp.                     $6,601                   100%
Certificate                   Key Bank USA
                              127 Public Square
                              Cleveland, OH 44114-1306


--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-2

                                           Name and                       Amount and Nature
     Title of                        Address of Beneficial            of Beneficial Ownership        Percent of
      Class                                  Owner                        (in thousands)               Class
     --------                        ---------------------            -----------------------        ----------
Trust 1997-2                  Chase Manhattan Bank                            $138,010                    92%
6.11% Asset Backed            4 New York Plaza, 13th Floor
Notes, Class A-3              New York, NY 10004

                              KeyBank National Association                      $1,375                    <1%
                              4900 Tiedeman Road
                              Brooklyn, Ohio 44144

Trust 1997-2                  The Bank of New York                              $8,000                   5.4%
6.15% Asset Backed            925 Patterson Plank Road
Notes, Class A-4              Secaucus, NJ 07094

                              Bankers Trust Company                            $10,000                   6.8%
                              c/o BT Services Tennessee Inc.
                              648 Grassmere Park Drive
                              Nashville, TN 37211

                              Boston Safe Deposit and                          $42,000                  28.4%
                              Trust Company
                              c/o Mellon Bank N.A.
                              Three Mellon Bank Center
                              Room 153-3015
                              Pittsburgh, PA 15259

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-2 (CONTINUED)

                                           Name and                       Amount and Nature
     Title of                        Address of Beneficial            of Beneficial Ownership        Percent of
      Class                                  Owner                        (in thousands)               Class
     --------                        ---------------------            -----------------------        ----------
Trust 1997-2                  Chase Manhattan Bank                             $69,500                    47%
6.15% Asset Backed            4 New York Plaza, 13th Floor
Notes, Class A-4              New York, NY 10004
(continued)

                              State Street Bank and Trust Company              $15,500                  10.4%
                              Global Corp Action Dept JAB5W
                              P.P. Box 1631
                              Boston, MA 02105-1631

Trust 1997-2                  The Bank of New York                              $7,725                     5%
6.25% Asset Backed            925 Patterson Plank Road
Notes, Class A-5              Secaucus, NJ 07094

                              Bankers Trust Company                            $23,035                  15.2%
                              c/o BT Services Tennessee Inc.
                              648 Grassmere Park Drive
                              Nashville, TN 37211

                              Boston Safe Deposit and                          $48,475                  31.9%
                              Trust Company
                              c/o Mellon Bank N.A.
                              Three Mellon Bank Center
                              Room 153-3015
                              Pittsburgh, PA 15259

                              Brown Brothers Harriman & Co.                     $8,525                   5.6%
                              63 Wall Street, 8th Floor
                              New York, NY 10005

                              Chase Manhattan Bank                             $12,000                   7.9%
                              4 New York Plaza, 13th Floor
                              New York, NY 10004

                              Credit Suisse First Boston                       $20,000                  13.2%
                              c/o ADP Proxy Services

                              KeyBank National Association                        $950                    <1%
                              4900 Tiedeman Road
                              Brooklyn, Ohio 44144

                              M&I Marshall & Ilsley Bank                        $9,305                   6.1%
                              1000 North Water Street
                              P.O. Box 2977
                              Milwakee, WI 53202

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-2 (CONTINUED)

                                           Name and                       Amount and Nature
     Title of                        Address of Beneficial            of Beneficial Ownership        Percent of
      Class                                  Owner                        (in thousands)               Class
     --------                        ---------------------            -----------------------        ----------
Trust 1997-2                  Northern Trust Company                            $8,095                   5.3%
6.25% Asset Backed            801 S. Canal C-IN
Notes, Class A-5              Chicago, IL 60607
(continued)

Trust 1997-2                  The Bank of New York                             $37,500                    30%
6.15% Asset Backed            925 Patterson Plank Road
Notes, Class A-P              Secaucus, NJ 07094

                              Boston Safe Deposit and                          $10,000                     8%
                              Trust Company
                              c/o Mellon Bank N.A.
                              Three Mellon Bank N.A.
                              Pittsburgh, PA 15259

                              Chase Manhattan Bank                             $21,000                  16.8%
                              4 New York Plaza, 13th Floor
                              New York, NY 10004

                              Fifth Third Bank/                                $31,000                  24.8%
                              State Teachers Retirement of Ohio
                              275 East Broad Street
                              Columbus, Ohio 43215

                              State Street Bank and Trust Company              $25,000                    20%
                              Global Corp Action Dept JAB5W
                              P.P Box 1631
                              Boston, MA 02105-1631

Trust 1997-2                  Bank of New York                                 $11,050                  17.4%
6.30% Asset Backed            925 Patterson Plank Road
Notes, Class B                Secaucus, NJ 07094

                              Brown Brothers Harriman & Co.                     $5,930                   9.3%
                              63 Wall Street, 8th Floor
                              New York, NY 10005

                              Chase Manhattan Bank                             $43,680                  68.7%
                              4 New York Plaza, 13th Floor
                              New York, NY 10004

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-2 (CONTINUED)

                                           Name and                       Amount and Nature
     Title of                        Address of Beneficial            of Beneficial Ownership        Percent of
      Class                                  Owner                        (in thousands)               Class
     --------                        ---------------------            -----------------------        ----------
Trust 1997-2                  Bank of New York                                  $8,520                    35%
6.65% Asset Backed            925 Patterson Plank Road
Notes, Class C                Secaucus, NJ 07094

                              Brown Brothers Harriman & Co.                     $1,740                   7.1%
                              63 Wall Street, 8th Floor
                              New York, NY 10005

                              Chase Manhattan Bank                              $9,040                   37.2%
                              New York, NY 10004
                              4 New York Plaza, 13th Floor

                              First Union National Bank                         $5,000                   20.5%
                              1525 West W. T.
                              Harris Blvd 3A4
                              Charlotte, NC 28288

Trust 1997-2                  Prudential Insurance Company                     $17,200                   99.5%
8.05% Asset Backed            America - Structured Finance
Certificates                  One Gateway Center, 11th  Floor
                              Newark, NJ 07102-5311

                              Key Consumer Acceptance Corp.                        $80                     <1%
                              Key Bank USA
                              127 Public Square
                              Cleveland, OH 44114-1306


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) FINANCIAL STATEMENTS

         Not applicable.

         (a)(2) FINANCIAL STATEMENT SCHEDULES

         Not applicable.

         (a) (3)  EXHIBITS

         Designation             Description                Method of Filing
         -----------             -----------                ----------------
         *Exhibit 99.1  Key Auto Finance Trust 1997-1    Filed with this report.
                        Officers Certificate dated
                        as of March 26, 1999,
                        for the year ending
                        December 31, 1998.

         *Exhibit 99.2  AFG Receivables Trust 1997-A     Filed with this report.
                        Officers Certificate dated as
                        of March 26, 1999, for the
                        year ending June 30, 1998.

         *Exhibit 99.3  AFG Receivables Trust 1997-B     Filed with this report.
                        Officers Certificate dated as
                        of March 26, 1999, for the
                        year ending June 30, 1998.

         *Exhibit 99.4  Key Auto Finance Trust 1997-2    Filed with this report.
                        Officers Certificate dated
                        as of March 26, 1999, for the
                        year ending December 31, 1998.

         *Exhibit 99.5  Report of Independent            Filed with this report.
                        Accountants on internal control
                        over securitized receivables.

         *Exhibit 99.6  Management's Report on Internal  Filed with this report.
                        Control over Securitized
                        Receivables.

          Exhibit 99.7  Summary of Monthly Reports,      Filed with this report.
                        Key Auto Finance Trust 1997-1

          Exhibit 99.8  Summary of Monthly Reports,      Filed with this report.
                        AFG Receivables Trust 1997-A

          Exhibit 99.9  Summary of Monthly Reports,      Filed with this report.
                        AFG Receivables Trust 1997-B

          Exhibit 99.10 Summary of Monthly Reports,      Filed with this report.
                        Key Auto Finance Trust 1997-2


*Note: Pursuant to the Sale and Servicing Agreement which each Trust entered into with Registrant, as Seller, KeyBank USA, National Association, as Servicer, and Bankers Trust Company, as Indenture Trustee, and dated as of February 21, 1997 as to Trust 1997-1, June 20, 1997 as to Trust 1997-A, September 23, 1997 as to Trust 1997-B and December 16, 1997 as to Trust 1997-2 (each a "Sale and Servicing Agreement"), Servicer is required to provide annually, by specified dates, for specified periods, an Officer's Certificate with respect to the performance of its obligations as Servicer under the pertinent Sale and Servicing Agreement and a Report of Independent Certified Public Accountants with respect to said performance. Such Certificates and Reports are attached hereto as referenced above.

         FORM 8-K'S FILED DURING LAST QUARTER OF 1998:

         KEY AUTO FINANCE TRUST 1997-1

         Monthly Statement to Noteholders          Key Consumer Acceptance
         and Certificateholders for the period     Corporation Form 8-K dated
         September 1 - 30, 1998                    October 21, 1998.

         Monthly Statement to Noteholders          Key Consumer Acceptance
         and Certificateholders for the period     Corporation Form 8-K dated
         October 1 - 31, 1998                      November 20, 1998.

         Monthly Statement to Noteholders          Key Consumer Acceptance
         and Certificateholders for the period     Corporation Form 8-K dated
         November 1 - 30, 1998                     December 18, 1998.


         AFG RECEIVABLES TRUST 1997-A

         Monthly Servicer Report for the           Key Consumer Acceptance
         period September 1 - 30, 1998             Corporation Form 8-K dated
                                                   October 26, 1998.

         Monthly Servicer Report for the           Key Consumer Acceptance
         period October 1 - 31, 1998               Corporation Form 8-K dated
                                                   November 24, 1998.

         Monthly Servicer Report for the           Key Consumer Acceptance
         period November 1 - 30, 1998              Corporation Form 8-K dated
                                                   December 18, 1998.


         AFG RECEIVABLES TRUST 1997-B

         Monthly Servicer Report for the           Key Consumer Acceptance
         period September 1 - 30, 1998             Corporation Form 8-K dated
                                                   October 26, 1998.

         Monthly Servicer Report for the           Key Consumer Acceptance
         period October 1 - 31, 1998               Corporation Form 8-K dated
                                                   November 24, 1998.

         Monthly Servicer Report for the           Key Consumer Acceptance
         period November 1 - 30, 1998              Corporation Form 8-K dated
                                                   December 18, 1998.


         KEY AUTO FINANCE TRUST 1997-2

         Monthly Statement to Noteholders          Key Consumer Acceptance
         and Certificateholders for the period     Corporation Form 8-K dated
         September 1 - 30, 1998                    October 21, 1998.

         Monthly Statement to Noteholders          Key Consumer Acceptance
         and Certificateholders for the period     Corporation Form 8-K dated
         October 1 - 31, 1998                      November 20, 1998.

         Monthly Statement to Noteholders          Key Consumer Acceptance
         and Certificateholders for the period     Corporation Form 8-K dated
         November 1 - 30, 1998                     December 18, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 30, 1999            RE: Key Auto Finance Trust 1997-1
                                    AFG Receivables Trust, 1997-A
                                    AFG Receivables Trust, 1997-B
                                    Key Auto Finance Trust 1997-2



                                Key Consumer Acceptance Corporation, Registrant




                                By: /S/ Craig T. Platt
                                    --------------------------------------------
                                Name: Craig T. Platt
                                Title: President & Chief Executive Officer