Form 10-K405
period 1999-12-31
KEY CONSUMER ACCEPTANCE CORP
filed 2000-03-30
CIK 1023194

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K



(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO          .
                                                           --------   ---------

         KEY CONSUMER ACCEPTANCE CORPORATION                  333-64337
         -----------------------------------                  ---------
         Exact name of registrant as specified                Commission
                  in its charter                              file number


                  Delaware                                   52-1995940
         ---------------------------                         -----------
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

Registrant's telephone number, including area code: (216) 689-3335
                                                   ---------------

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

ITEM 1. BUSINESS

The Registrant, Key Consumer Acceptance Corporation, is the originator of Key Auto Finance Trust 1997-1, AFG Receivables Trust 1997-A, AFG Receivables Trust 1997-B, Key Auto Finance Trust 1997-2 and the Key Auto Finance Trust 1999-1. Each Trust was formed pursuant to a Trust Agreement between Registrant, as Depositor, and Chase Manhattan Bank, Delaware, as Owner Trustee, and dated as of February 21, 1997 as to Trust 1997-1, June 20, 1997 as to Trust 1997-A, September 23, 1997 as to Trust 1997-B, December 16, 1997 as to Trust 1997-2, and March 24, 1999 as to Trust 1999-1. In reliance on Registrant's Form S-3 Registration Statement (File Number 333-64337, amending File Number 333-38211, which amended File Number 333-12431), each Trust has issued asset-backed notes and certificates.

ITEM 2. PROPERTIES

The assets of each Trust include a pool of motor vehicle promissory notes, security agreements and retail installment sale contracts secured by new or used automobiles and light duty trucks. Filed herewith are summaries of the Monthly Reports for each Trust which sets forth the aggregate information for the respective Trusts for 1999.

ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 1999, there were no holders of record for the Class A-1 Notes (the final payment on these notes was made February 16, 1999), no holders of record for the Class A-2 Notes (the final payment on these notes was made November 15, 1999), 6 holders of record for the Class A-3 Notes, 14 holders of record for the Class B Notes and 2 holders of record for the Certificates of the Key Auto Finance Trust 1997-1.

As of December 31, 1999, there were 14 holders of record for the Class A Notes, 8 holders of record for the Class B Notes, 2 holders of record for the Class C Notes, and 1 holder of record for the Certificate of the AFG Receivables Trust 1997-A.

As of December 31, 1999, there were 16 holders of record for the Class A Notes, 9 holders of record for the Class B Notes, 1 holder of record for the Class C Notes and 1 holder of record for the Certificate of the AFG Receivables Trust 1997-B.

As of December 31, 1999, there were no holders of record for the Class A-1 Notes (the final payment on these notes was made July 15, 1998), no holders of record for the Class A-2 Notes (the final payment on these notes was made on December 15, 1998), no holders of record for the Class A-3 Notes (the final payment on these notes was made on December 15, 1999), 9 holders of record for the Class A-4 Notes, 22 holders of record for the Class A-5 Notes, 9 holders of record for the Class A-P Notes, 4 holders of record for the Class B Notes, 4 holders of record for the Class C Notes, and 2 holders of record for the Certificates of the Key Auto Finance Trust 1997-2.

As of December 31, 1999, there were no holders of record for the Class A-1 Notes (the final payment on these notes was made October 15, 1999), there were 7 holders of record for the Class A-2 Notes, 16 holders of record for the Class A-3 Notes, 12 holders of record for the Class A-4 Notes, 4 holders of record for the Class B Notes, 6 holders of record for the Class C Notes, and 3 holders of record for the Certificates of the Key Auto Finance Trust 1999-1.

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

Omitted.


ITEM 11. EXECUTIVE COMPENSATION.

Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 1999, all of the Notes for each of the Trusts were registered in the name of Cede & Co., as nominee of The Depository Trust Company. The books and records of The Depository Trust Company indicate that each of the participant institutions identified below is the record owner of in excess of five percent (5%) of the respective classes of Notes issued by the Trusts. Only such participant institutions, however , know the identity of the ultimate beneficial owners of interests in such Notes. The books and records of the Trustee indicate that the persons identified below are the record owners of in excess of five percent (5%) of the Certificates issued by the Trusts. Notes and Certificates registered in the name of the Registrant and its affiliates are set forth below, regardless of the amount held.

KEY AUTO FINANCE TRUST 1997-1


                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
      Class                                 Owner                          (in thousands)                 Class
-------------------                 --------------------------        ------------------------         -------------
Trust 1997-1                        Bank of New York                           $19,641                       42.6%
6.15% Asset Backed                  925 Patterson Plank Rd.
Notes, Class A-3                    Secaucus, NJ 07094

                                    Boston Safe Deposit and                    $10,000                       21.6%
                                    Trust Company
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA 15259

                                    State Street Bank and Trust Company        $11,825                       25.6%
                                    1776 Heritage Dr.
                                    Global Corporate Action Unit JAB 5NW
                                    Quincy, MA 02171

                                    WACHOVIA Bank, N.A.                        $ 4,000                        8.6%
                                    100 N. Main Street, NC 37121
                                    Winston-Salem, NC 27150

Trust 1997-1                        Brown Brothers Harriman & Co.              $ 3,962                      14.00%
6.40% Asset Backed                  63 Wall Street, 8th Floor
Notes, Class B                      New York, NY 10005

                                    Chase Manhattan   Bank                     $12,724                       48.4%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    State Street Bank and Trust Company        $ 5,515                       30.0%
                                    1776 Heritage Dr.
                                    Global Corp Action Unit JAB 5NW
                                    Quincy, MA 02171

--------------------------------------------------------------------------------
AUTO FINANCE TRUST 1997-1

                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
      Class                                 Owner                          (in thousands)                 Class
-------------------                 --------------------------        ------------------------         -------------

Trust 1997-1                        CEDE & CO                                  $ 2,538                      14.5%
7.70% Asset Backed                  c/o The Depository Trust Company
Certificates                        P.O. Box 20
                                    Bowling Green Station
                                    New York, NY 10004

                                    Prudential Insurance Company               $15,000                      85.5%
                                    America - Structured Finance
                                    One Gateway Center, 11th  Floor
                                    Newark, NJ 07102-5311


AFG RECEIVABLES TRUST 1997-A

                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
      Class                                 Owner                          (in thousands)                 Class
-------------------                 --------------------------        ------------------------         -------------

Trust 1997-A                        Bank of New York                           $18,000                      24.4%
6.35% Asset Backed                  925 Patterson Plank Road
Notes, Class A                      Secaucus, NJ 07094

                                    Bankers Trust Company                      $12,850                      17.4%
                                    648 Grassmere Park Drive
                                    Nashville, TN 37211

                                    Bank One Trust Company                     $ 6,000                       8.1%
                                    30 West Spring Street
                                    Columbus, OH 43266-0581

                                    Boston Safe Deposit and                    $18,453                      25.0%
                                    Trust Company
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA 15259

                                    Investors Bank & Trust/M.F. Custody        $ 3,750                       5.1%
                                    200 Claredon Street
                                    15th Floor Hancock Tower
                                    Boston, MA 02116

                                    State Street Bank and Trust Company        $ 6,725                       9.1%
                                    1776 Heritage Dr.
                                    Global Corp Action Unit JAB 5NW
                                    Quincy, MA 02171

--------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-A (CONTINUED)


                                           Name and                      Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
      Class                                 Owner                          (in thousands)                 Class
-------------------                 --------------------------        ------------------------         -------------

Trust 1997-A                        Bank of New York                           $ 8,000                     42.8%
6.65% Asset Backed                  925 Patterson Plank Road
Notes, Class B                      Secaucus, NJ 07094

                                    Bank One Trust Company                     $ 6,701                     35.8%
                                    30 West Spring Street
                                    Columbus, OH 43266-0581

Trust 1997-A                        Boston Safe Deposit and                    $ 1,020                      5.5%
6.65% Asset Backed                  Trust Company
Notes, Class B                      c/o Mellon Bank N.A.
(continued)                         Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA 15259

                                    First Union National Bank                  $ 1,175                      6.3%
                                    201 S. College Street
                                    Charlotte, NC 28288

                                    Huntington National Bank                   $ 1,000                      5.3%
                                    Attn: Proxy Dept HC1040
                                    41 South High Street
                                    Columbus, OH 43287

Trust 1997-A                        First Union National Bank                  $ 9,000                     81.8%
7.20% Asset Backed                  201 S. College Street
Notes, Class C                      Charlotte, NC 28288

                                    State Street Bank and Trust Company        $ 2,000                     18.2%
                                    1776 Heritage Dr.
                                    Global Corp Action Unit JAB 5NW
                                    Qunicy, MA 02171

Trust 1997-A                        Key Consumer Acceptance Corp.              $ 6,601                      100%
Certificate                         Key Bank USA
                                    127 Public Square
                                    Cleveland, OH 44114-1306

-------------------------------------------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-B

Trust 1997-B                        Bank of New York                           $13,400                     18.2%
6.20% Asset Backed                  925 Patterson Plank Road
Notes, Class A                      Secaucus, NJ 07094

--------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-B (CONTINUED)


                                           Name and                       Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
      Class                                 Owner                          (in thousands)                 Class
-------------------                 --------------------------        ------------------------         -------------

Trust 1997-B                        Bankers Trust Company                      $23,353                     31.7%
6.20% Asset Backed                  c/o BT Services Tennessee Inc.
Notes, Class A                      648 Grassmere Park Drive
(continued)                         Nashville, TN 37211

                                    Bank One Trust Company, N.A.               $ 4,134                      5.6%
                                    235 W. Schrock Road
                                    Brooksedge Village
                                    Westerville, OH 43081

                                    Chase Manhattan   Bank                     $ 5,098                      6.9%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    CITIBANK, N.A.                             $ 8,863                       12%
                                    P.O. Box 30576
                                    Tampa, FL  33630-3576

                                    Investors Bank & Trust/M.F. Custody        $ 4.010                      5.4%
                                    200 Clarendon Street
                                    15th Floor Hancock Tower
                                    Boston, MA 02116

                                    Suntrust Bank                              $ 8,095                     11.0%
                                    Safekeeping Custodian for STES
                                    23rd floor
                                    303 Peachtree Street
                                    Atlanta, GA 30302


Trust 1997-B                        Bank of New York                           $ 5,000                     26.7%
6.40% Asset Backed                  925 Patterson Plank Road
Notes, Class B                      Secaucus, NJ 0709

                                    Citibank, N.A.                             $ 4,850                     25.9%
                                    P.O.Box 30576
                                    Tampa, FL 33630-3576

                                    Firstar Bank, N.A.                         $ 2,600                     13.9%
                                    777 E.Wisconsin Avenue
                                    Milwaukee, WI 53202

                                    State Street Bank and Trust Company        $ 4,500                     24.1%
                                    Global Corp Action Unit JAB 5NW
                                    1776 Heritage Dr.
                                    Quincy, MA 02171

--------------------------------------------------------------------------------
AFG RECEIVABLES TRUST 1997-B (CONTINUED)

                                           Name and                       Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
      Class                                 Owner                          (in thousands)                 Class
-------------------                 --------------------------        ------------------------         -------------

Trust 1997-B                        State Street Bank and Trust Company        $11,000                      100%
7.00% Asset Backed                  Global Corp Action Dept JAB5W
Notes, Class C                      1776 Heritage Dr.
                                    Quincy, MA 02171

Trust 1997-B                        Key Consumer Acceptance Corp.              $ 6,601                      100%
Certificate                         Key Bank USA
                                    127 Public Square
                                    Cleveland, OH 44114-1306

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-2

                                           Name and                       Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
      Class                                 Owner                          (in thousands)                 Class
-------------------                 --------------------------        ------------------------         -------------
Trust 1997-2                        Bankers Trust Company                      $10,000                      6.7%
Notes, Class A-4                    c/o BT Services Tennessee Inc.
                                    648 Grassmere Park Drive
                                    Nashville, TN 37211

                                    Boston Safe Deposit and                    $43,200                     29.2%
                                    Trust Company
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA 15259

                                    Chase Manhattan Bank                       $69,500                       47%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    State Street Bank and Trust Company        $16,500                     11.0%
                                    1776 Heritage Dr.
                                    Global Corp Action Unit  JAB5NW
                                    Quincy, MA 02171

Trust 1997-2                        Bankers Trust Company                      $33,270                     21.9%
6.25% Asset Backed                  c/o BT Services Tennessee Inc.
Notes, Class A-5                    648 Grassmere Park Drive
                                    Nashville, TN 37211

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-2 (CONTINUED)


                                           Name and                       Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
      Class                                 Owner                          (in thousands)                 Class
-------------------                 --------------------------        ------------------------         -------------

Trust 1997-2                        Boston Safe Deposit and                    $50,595                 33.3%
6.25% Asset Backed                  Trust Company
Notes, Class A-5                    c/o Mellon Bank N.A.
(continued)                         Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA 15259

                                    Brown Brothers Harriman & Co.              $10.605                  7.0%
                                    63 Wall Street, 8th Floor
                                    New York, NY 10005

                                    Chase Manhattan Bank                       $12,500                  8.2%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    M&I Marshall & Ilsley Bank                 $ 9,285                  6.1%
                                    1000 North Water Street
                                    P.O. Box 2977
                                    Milwakee, WI 53202

                                                                                                      Less than
                                    Keybank National Association               $   950                    1%
                                    4900 Tiedeman Road
                                    Brooklyn, OH 44144

Trust 1997-2                        The Bank of New York                       $30,400                 24.3%
6.15% Asset Backed                  925 Patterson Plank Road
Notes, Class A-P                    Secaucus, NJ 07094

                                    Boston Safe Deposit and   .                $ 7,000                  5.6%
                                    Trust Company
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank N.A.
                                    Pittsburgh, PA 15259

                                    Chase Manhattan Bank                       $26,500                 21.2%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    Fifth Third Bank/                          $31,000                 24.8%
                                    275 East Broad Street
                                    Columbus, OH 43215

                                    State Street Bank and Trust Company        $25,000                 20.0%
                                    1776 Heritage Dr.
                                    Global Corp Action Unit  JAB 5NW
                                    Quincy, MA 02171

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1997-2 (CONTINUED)


                                           Name and                       Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
      Class                                 Owner                          (in thousands)                 Class
-------------------                 --------------------------        ------------------------         -------------

Trust 1997-2                        Bank of New York                           $11,050                 17.4%
6.30% Asset Backed                  925 Patterson Plank Road
Notes, Class B                      Secaucus, NJ 07094

                                    Brown Brothers Harriman & Co.              $ 5,930                  9.3%
                                    63 Wall Street, 8th Floor
                                    New York, NY 10005

                                    Chase Manhattan Bank                       $43,680                 68.7%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

Trust 1997-2                        Bank of New York                           $ 8,520                   35%
6.65% Asset Backed                  925 Patterson Plank Road
Notes, Class C                      Secaucus, NJ 07094

                                    Brown Brothers Harriman & Co.              $ 1,740                  7.2%
                                    63 Wall Street, 8th Floor
                                    New York, NY 10005

                                    Chase Manhattan Bank                       $ 9,040                 37.2%
                                    4 New York Plaza, 13th Floor
                                    New York, NY  10004

                                    First Union National Bank                  $ 5,000                 20.6%
                                    201 S. College Street NC-1151
                                    Charlotte, NC 28288

Trust 1997-2                        Prudential Insurance Company               $17,200                 99.5%
8.05% Asset Backed                  America - Structured Finance
Certificates                        One Gateway Center, 11th  Floor
                                    Newark, NJ 07102-5311

                                    Key Consumer Acceptance Corp.              $    80                   <1%
                                    Key Bank USA
                                    127 Public Square
                                    Cleveland, OH 44114-1306

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1999-1

                                           Name and                       Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
      Class                                 Owner                          (in thousands)                 Class
-------------------                 --------------------------        ------------------------         -------------

Trust 1999-1                        Bank of New York                           $55,800                 37.2%
5.273% Asset Backed                 925 Patterson Plank Road
Notes, Class A-2                    Secaucus, NJ 07094

                                    Chase Manhattan Bank                       $27,500                 18.3%
                                    4 New York Plaza
                                    13th Floor
                                    New York, NY 10004

                                    State Street Bank and Trust Co.            $60,500                 40.4%
                                    1776 Heritage Dr.
                                    Global Corporate Action Unit JAB 5NW
                                    Quincy, MA 02171

Trust 1991-1                        AllFirst Bank                              $ 5,305                  5.5%
5.63% Asset Backed                  9th Floor - M/A 109-911
Notes, Class A-3                    110 SO. Paca Street
                                    Baltimore, MD 21201

                                    Bank of New York                           $21,000                 21.8%
                                    925 Patterson Plank Rd.
                                    Secaucus, NJ 07094

                                    Boston Safe Deposit and Trust Co.          $37,500                 38.9%
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburg, PA 15259

                                    Chase Manhattan Bank                       $ 6,650                  6.9%
                                    4 New York Plaza
                                    13th Floor
                                    New York, NY 10004

                                    State Street Bank and Trust Co.            $ 6,625                  6.9%
                                    1776 Heritage Dr.
                                    Global Corporate Action Unit JAB 5NW
                                    Quincy, MA 02171

Trust 1991-1                        Bank of New York                           $11,262                  8.0%
5.83% Asset Backed                  925 Patterson Plank Rd.
Notes, Class A-4                    Secaucus, NJ 07094

                                    Bankers Trust Company                      $82,247                 58.4%
                                    c/o BT Services Tennessee Inc.
                                    648 Grassmere Park Drive
                                    Nashville, TN 37211

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1999-1 (CONTINUED)

                                           Name and                       Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
      Class                                 Owner                          (in thousands)                 Class
-------------------                 --------------------------        ------------------------         -------------

Trust 1999-1                        Boston Safe Deposit and Trust Co.          $ 9,953                  7.1%
5.83% Asset Backed                  c/o Mellon Bank N.A.
Notes, Class A-4                    Three Mellon Bank Center
(continued)                         Room 153-3015
                                    Pittsburgh, PA 15259

                                    Chase Manhattan Bank                       $21,210                 15.1%
                                    4 New York Plaza
                                    13th Floor
                                    New York, NY 10004

                                    State Street Bank and Trust Co.            $10,680                  7.6%
                                    1776 Heritage Dr.
                                    Global Corporate Action Unit JAB 5NW
                                    Quincy, MA 02171

Trust 1999-1                        Bank of New York                           $13,676                 35.3%
6.0% Asset Backed                   925 Patterson Plank Road
Notes, Class B                      Secaucus, NJ 07094

                                    Boston Safe Deposit and Trust Co.          $10,000                 25.8%
                                    c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Room 153-3015
                                    Pittsburgh, PA 15259

                                    Chase Manhattan Bank                       $15,000                 38.8%
                                    4 New York Plaza
                                    13th Floor
                                    New York, NY 10004

Trust 1999-1                        Comerica Bank                              $ 5,000                 18.4%
7.08% Asset Backed                  CAP.CHG./Proxy 7CBB/MC 3530
Notes, Class C                      Detroit, MI 48275-3530

                                    First Union National Bank                  $11,735                 43.1%
                                    201 S. College Street NC-1151
                                    Charlotte, NC 28288

                                    Norwest Bank Minnesta,                     $ 5,000                 18.4%
                                    National Association
                                    733 Marquette Avenue
                                    Minneapolis, MN 55479-0056

--------------------------------------------------------------------------------
KEY AUTO FINANCE TRUST 1999-1 (CONTINUED)

                                           Name and                       Amount and Nature
     Title of                       Address of Beneficial             of Beneficial Ownership          Percent of
      Class                                 Owner                          (in thousands)                 Class
-------------------                 --------------------------        ------------------------         -------------

Trust 1999-1                        Prudential Securities Incorporated          $2,000                  7.3%
7.08% Asset Backed                  Issuer Services
Notes, Class C                      c/o ADP Proxy Services
(continued)                         51 Mercedes Way
                                    Edgewood, NY 11717

                                    State Street Bank and Trust Co.             $3,000                 11.0%
                                    1776 Heritage Dr.
                                    Global Corporate Action Unit JAB 5NW
                                    Quincy, MA 02171

Trust 1999-1                        Prudential Insurance Company                $6,321                 50.0%
9.38% Asset Backed                  America-Structured Finance
Certificates                        One Gateway Center, 11th Floor
                                    Newark, NJ 07102-5311

                                    Principal Mutual Life Co.                   $6,250                 49.5%
                                    711 High Street
                                    Des Moines, IA 50392-0800

                                    Key Consumer Acceptance Corporation         $   63                   <1%
                                    Key Bank USA
                                    127 Public Square
                                    Cleveland, OH 44144-1306




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K

         (a) (1)  FINANCIAL STATEMENTS

         Not applicable.

         (a) (2)  FINANCIAL STATEMENT SCHEDULES

         Not applicable.

                  (a) (3)  EXHIBITS

                  Designation       Description                                       Method of Filing
                  -----------       -----------                                       ----------------
                  *Exhibit 99.1     Key Auto Finance Trust 1997-1.                   Filed with this report.
                                    Officers Certificate dated as of
                                    March 22, 2000, for the year ending
                                    December 31, 1999.

                  *Exhibit 99.2     AFG Receivables Trust 1997-A.                    Filed with this report.
                                    Officers Certificate dated as of
                                    March 22, 2000, for the year ending
                                    June 30, 1999.

                  *Exhibit 99.3     AFG Receivables Trust 1997-B.                    Filed with this report.
                                    Officers Certificate dated as of
                                    March 22, 2000, for the year ending
                                    June 30, 1999.

                  *Exhibit 99.4     Key Auto Finance Trust 1997-2.                   Filed with this report.
                                    Officers Certificate dated as of
                                    March 22, 2000, for the year ending
                                    December 31, 1999.

                  *Exhibit 99.5     Key Auto Finance Trust 1999-1.                   Filed with this report.
                                    Officers Certificate dated as of
                                    March 22, 2000, for the year ending
                                    December 31, 1999.

                  *Exhibit 99.6     Report of Independent Accountants                Filed with this report.
                                    on Internal control over securitized
                                    receivables.

                  *Exhibit 99.7     Management's Report on  Internal                 Filed with this report.
                                    Control over Securitized Receivables.

                  *Exhibit 99.8     Summary of Monthly Reports,                      Filed with this report.
                                    Key Auto Finance Trust 1997-1

                  *Exhibit 99.9     Summary of Monthly Reports,                      Filed with this report.
                                    AFG Receivables Trust 1997-A

                  *Exhibit 99.10    Summary of Monthly Reports,                      Filed with this report.
                                    AFG Receivables Trust 1997-B

                  *Exhibit 99.11    Summary of Monthly Reports,                      Filed with this report.
                                    Key Auto Finance Trust 1997-2

                  *Exhibit 99.12    Summary of Monthly Reports,                      Filed with this report.
                                    Key Auto Finance Trust 1999-1

*Note: Pursuant to the Sale and Servicing Agreement which each Trust entered into with Registrant, as Seller, KeyBank USA, National Association, as Servicer, and Bankers Trust Company, as Indenture Trustee, and dated as of February 21, 1997 as to Trust 1997-1, June 20, 1997 as to Trust 1997-A, September 23, 1997 as to Trust 1997-B, December 16, 1997 as to Trust 1997-2, and March 24, 1999 as to Trust 1999-1 (each a "Sale and Servicing Agreement"), Servicer is required to provide annually, by specified dates, for specified periods, an Officer's Certificate with respect to the performance of its obligations as Servicer under the pertinent Sale and Servicing Agreement and a Report of Independent Certified Public Accountants with respect to said performance. Such Certificates and Reports are attached hereto as referenced above.


         Form 8-K's filed during last quarter of 1999:
         ---------------------------------------------
         KEY AUTO FINANCE TRUST 1997-1

         Monthly Statement to Noteholders            Key Consumer Acceptance Corporation
         and Certificateholders for the period       Form 8-K dated October 22, 1999.
         September 1 - 30, 1999

         Monthly Statement to Noteholders            Key Consumer Acceptance Corporation
         and Certificateholders for the period       Form 8-K dated November 23, 1999.
         October 1 - 31, 1999

         Monthly Statement to Noteholders            Key Consumer Acceptance Corporation
         and Certificateholders for the period       Form 8-K dated December 22, 1999.
         November 1 - 30, 1999


         AFG RECEIVABLES TRUST 1997-A

         Monthly Servicer Report for the             Key Consumer Acceptance Corporation
         period September 1 - 30, 1999               Form 8-K dated October 25, 1999.

         Monthly Servicer Report for the             Key Consumer Acceptance Corporation
         period October 1 - 31, 1999                 Form 8-K dated November 30, 1999.

         Monthly Servicer Report for the             Key Consumer Acceptance Corporation
         period November 1 - 30, 1999                Form 8-K dated December 21, 1999.

         AFG RECEIVABLES TRUST 1997-B

         Monthly Servicer Report for the             Key Consumer Acceptance Corporation
         period September 1 - 30, 1999               Form 8-K dated October 25, 1999.

         Monthly Servicer Report for the             Key Consumer Acceptance Corporation
         period October 1 - 31, 1999                 Form 8-K dated November 30, 1999.

         Monthly Servicer Report for the             Key Consumer Acceptance Corporation
         period November 1 - 30, 1999                Form 8-K dated December 21, 1999.

         KEY AUTO FINANCE TRUST 1997-2

         Monthly Statement to Noteholders            Key Consumer Acceptance Corporation
         and Certificateholders for the period       Form 8-K dated October 22, 1999.
         September 1 - 30, 1999

         Monthly Statement to Noteholders            Key Consumer Acceptance Corporation
         and Certificateholders for the period       Form 8-K dated November 23, 1999.
         October 1 - 31, 1999

         Monthly Statement to Noteholders            Key Consumer Acceptance Corporation
         and Certificateholders for the period       Form 8-K dated December 22, 1999.
         November 1 - 30, 1999

         KEY AUTO FINANCE TRUST 1999-1

         Monthly Statement to Noteholders            Key Consumer Acceptance Corporation
         and Certificateholders for the period       Form 8-K dated October 22, 1999.
         September 1 - 30, 1999

         Monthly Statement to Noteholders            Key Consumer Acceptance Corporation
         and Certificateholders for the period       Form 8-K dated November 23, 1999.
         October 1 - 31, 1999

         Monthly Statement to Noteholders            Key Consumer Acceptance Corporation
         and Certificateholders for the period       Form 8-K dated December 22, 1999.
         November 1 - 30, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2000    RE:     Key Auto Finance Trust 1997-1
                                AFG Receivables Trust, 1997-A
                                AFG Receivables Trust, 1997-B
                                Key Auto Finance Trust 1997-2
                                Key Auto Finance Trust 1999-1


                                Key Consumer Acceptance Corporation, Registrant

                                By:     /S/ Craig T. Platt
                                   -------------------------------
                                Name:  Craig T.Platt
                                Title: President & Chief Executive Officer